Form 10-Q
period 2011-09-30
Evolution Acquisition Corp
filed 2011-11-14
CIK 1505362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  [X]     NO  [__]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    YES  [X]     NO  [__]

At November 10, 2011 there were 998,275 shares of Registrant’s ordinary shares outstanding.

GENERAL INDEX

PART I  -  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Evolution Acquisition Corporation

(A Development Stage Company)

Condensed Balance Sheets

	September 30, 2011 (Unaudited)	June 30, 2011 (Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-	$-

Total assets	$-	$-

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Payable to affiliate	$7,403	$7,403
Accounts payable	454	335
Total current liabilities	7,857	7,748

SHAREHOLDERS’ DEFICIT

Preference shares, $0.000128 par value, 781,250 shares authorized, none issued and outstanding	-	-
Ordinary shares, $.000128 par value; 39,062,500 shares authorized; 998,275 shares issued and outstanding as of September 30, 2011 and June 30, 2011.	128	128
Additional paid in capital	6,596	6,596
Deficit accumulated during development stage	(14,581)	(14,472)
Total shareholders’ deficit	(7,857)	(7,748)
Total liabilities and shareholders’ deficit	$-	$-

See accompanying notes to condensed financial statements.

Evolution Acquisition Corporation

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Cumulative During Development Stage (September 27, 2006 to September 30, 2011)

Revenues	$-	-	-

Expenses
Formation, general and administrative expenses	109	-	14,581
Total operating expenses	109	-	14,581

Operating loss	(109)	-	(14,581)

Income tax expense (benefit)	-	-	-

Net loss	$(109)	-	(14,581)

Basic and diluted loss per share	$(0.00)	(0.00)	(0.02)
Weighted average ordinary shares outstanding – basic and diluted	998,275	998,275	936,339

See accompanying notes to condensed financial statements.

Evolution Acquisition Corporation

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

Three Months Ended September 30, 2011		Three Months Ended September 30, 2010	Cumulative During Development Stage (September 27, 2006 to September 30, 2011)
Cash flows from operating activities
Net loss	$(109)	$-	$(14,581)
Adjustments to reconcile net loss to cash used in operating activities:
Shares issued to Founder for payment of formation costs	-	-	110
Changes in operating assets and liabilities
Payable to affiliate	-	-	7,403
Accounts payable	109	-	454
Net cash used in operating activities	-	-	(6,614)

Cash flows from investing activities
Net cash provided by investing activities	-	-	-

Cash flows from financing activities
Proceeds from issuance of ordinary shares	-	-	6,614
Net cash provided by financing activities	-	-	6,614

Net increase (decrease) in cash	-	-	-

Cash at beginning of the period	-	1,425	-
Cash at end of the period	$-	$1,425	$-

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to condensed financial statements.

Evolution Acquisition Corporation

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2011

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

At September 30, 2011, the Company had not yet commenced operations. All activity from September 27, 2006 (“Date of Inception”) through September 30, 2011 relates to the Company’s formation. The Company selected June 30 as its fiscal year-end.

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

NOTE 2 - Summary of Significant Accounting Policies

Interim financial information

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited financial statements included in our Form 10-K for the year ended June 30, 2011, filed with the Securities and Exchange Commission on October 6, 2011.

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

At September 30, 2011 and June 30, 2011, there were no potentially dilutive ordinary shares outstanding.

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

Level 3 – unobservable inputs.

As of September 30, 2011 and June 30, 2011, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on this guidance.

NOTE 2 - Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Pronouncements

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

NOTE 3 - Liquidity and Capital Resources

The Company has no revenues for the period from inception (September 27, 2006) through September 30, 2011, and does not intend to realize revenues until the consummation of a merger with an operating entity.  The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings.  There can be no assurance that the Company will ever consummate the business combination; achieve or sustain profitability or positive cash flows from its operations, reduce expenses or sell ordinary shares.  To date, the Company has funded its formation activities primarily through issuances of its ordinary shares and a payable to affiliate.

NOTE 4 - Payable to Affiliate and Accounts Payable

The Company had a payable to affiliate of $7,403 to a Founder of the Company as of September 30, 2011 and June 30, 2011.  The payable is non-interest bearing and payable on demand.  The Company also had accounts payable related to the formation of the Company and general and administrative expenses of $454 and $345 as of September 30, 2011 and June 30, 2011, respectively.

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

NOTE 6 - Preference Shares

The Company is authorized to issue 781,250 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.  At September 30, 2011, there were no preference shares issued or outstanding.

NOTE 7 - Commitments and Contingencies

The Company may become subject to various claims and litigation.  The Company vigorously defends its legal position when these matters arise.  The Company is neither a party to, nor the subject of, any material pending legal proceeding nor to the knowledge of the Company, are any such legal proceedings threatened against the Company.

NOTE 8 – Subsequent Events

The Company considered all subsequent events through November 10, 2011, the date the financial statements were available to be issued.

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

Comparison of the three months ended September 30, 2011 and 2010

Because we currently do not have any business operations, we have not had any revenues during the three months ended September 30, 2011 and 2010. Total expenses for the three months ended September 30, 2011 were $109 compared with $-0- for the three months ended September 30, 2010. The increase was caused by the Company becoming an SEC reporting company in the fourth quarter of 2010.

Liquidity and Capital Resources

As of September 30, 2011, we do not maintain a cash balance and must rely on an affiliate to fund business operations. The Company is actively pursuing merger opportunities as described in the “General” Section of Management’s Discussion and Analysis.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A.

RISK FACTORS.

There have been no material changes to the risk factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10K for the year ended June 30, 2011.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

 ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

Exhibit
Number

Description

Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2011	EVOLUTION ACQUISITION CORPORATION

By: /s/ Joseph Rozelle
Name: Joseph Rozelle
Title: President, Chief Financial Officer and Director

11